Form 10-K/A
period 2012-12-31
GS Mortgage Securities Trust 2012-GC6
filed 2013-06-25
CIK 1535456

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

    Not applicable.

  EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and
  Exchange Commission (the "SEC") on March 29, 2013, is to file (i) an amended and restated Rule 13a-14(d)/15d-14(d) Certification, listed as Exhibits 31 of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form
  10-K for the fiscal year ended December 31, 2012 for GS Mortgage Securities
  Trust 2012-GC6 (the "Original Form 10-K"), (ii) an amended and restated report on assessment of compliance with servicing criteria for asset-backed securities of
  CWCapital Asset Management LLC, as Special Servicer, listed on Exhibit 33.1 of the Exhibit List under Item 15(a)(3) of the Original Form 10-K, and (iii) an amended and restated attestation report on assessment of compliance with servicing criteria for asset-backed securities of CWCapital Asset Management LLC, as Special
  Servicer, listed as Exhibit 34.1 of the Exhbit List under Item 15(a)(3) of the
  Original Form 10-K.

  No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the
  Original Form 10-K or modify or update in any way disclosures made in the
  Original Form 10-K.

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

    Date:   June 25, 2013

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