Form 10-K/A
period 2012-12-31
GS Mortgage Securities Trust 2012-GC6
filed 2013-09-04
CIK 1535456

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 2)

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

    Not applicable.

  EXPLANATORY NOTE

  The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the
  fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), which was amended by the Registrant's
  Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on June 25, 2013 (the "Amended Form 10-K") is to file (i) an amended Report of
  Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank,
  National Association (“Wells Fargo Bank”), as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Applicable Servicing
     Criteria filed as Exhibit 33.5 of the Exhibits, Financial Statement Schedules under
  Item 15 to the Original Form 10-K and (ii) an amended Attestation Report on
     Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, as Custodian, dated August 12, 2013 as a replacement to the Attestation
  Report on Assessment of Compliance with Applicable Servicing Criteria filed as
  Exhibit 34.5 of the Exhibits, Financial Statements Schedules under Item 15 to the
  Original Form 10-K, each such amendment being made as result of receipt by the depositor of a letter, dated August 13, 2013, from the Corporate Trust Services
  Division of Wells Fargo Bank, a copy of which is filed as Exhibit 99.1 of the
  Exhibits, Financial Statement Schedules under Item 15, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, as Custodian.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation
AB by the Corporate Trust Services Division of Wells Fargo Bank (the "2012
Wells Assessment") for its platform, as Trustee discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.
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

Schedule B

Management's Discussion on Material Instances of Noncompliance by the Company
Disclosure: During the Period, Wells Fargo Bank identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of
Regulation AB.

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

    33.1 CWCapital Asset Management LLC as Special Servicer (filed as
  Exhibit 33.1 to the Amended Form 10-K and incorporated by reference herein).
    33.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
  Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein).
    33.3 TriMont Real Estate Advisors, Inc. as Operating Advisor (filed as
  Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein).
    33.4 Wells Fargo Bank, National Association as Trustee (filed as
  Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein).
    33.5 Wells Fargo Bank, National Association as Custodian.

  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

    34.1 CWCapital Asset Management LLC as Special Servicer (filed as
  Exhibit 34.1 to the Amended Form 10-K and incorporated by reference herein).
          34.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
  Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein).
    34.3 TriMont Real Estate Advisors, Inc. as Operating Advisor (filed as
  Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein).
    34.4 Wells Fargo Bank, National Association as Trustee (filed as
  Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein).
     34.5 Wells Fargo Bank, National Association as Custodian.

   (35) Servicer compliance statement.

    35.1 CWCapital Asset Management LLC as Special Servicer (filed as
  Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein).
    35.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
  Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein).
    35.3 Wells Fargo Bank, National Association as Trustee (filed as
  Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein).

    99.1 Letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding
  Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells
  Fargo Bank, National Association, as Custodian.

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

    Date:   September 4, 2013

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

    33.1 CWCapital Asset Management LLC as Special Servicer (filed as
   Exhibit 33.1 to the Amended Form 10-K and incorporated by reference herein).
    33.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
   Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein).
    33.3 TriMont Real Estate Advisors, Inc. as Operating Advisor (filed as
   Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein).
    33.4 Wells Fargo Bank, National Association as Trustee (filed as
   Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein).
    33.5 Wells Fargo Bank, National Association as Custodian.

   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

    34.1 CWCapital Asset Management LLC as Special Servicer (filed as
   Exhibit 34.1 to the Amended Form 10-K and incorporated by reference herein).
    34.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
   Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein).
    34.3 TriMont Real Estate Advisors, Inc. as Operating Advisor (filed as
   Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein).
    34.4 Wells Fargo Bank, National Association as Trustee (filed as
   Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein).
    34.5 Wells Fargo Bank, National Association as Custodian.

   (35) Servicer compliance statement.

    35.1 CWCapital Asset Management LLC as Special Servicer (filed as
   Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein).
    35.2 KeyCorp Real Estate Capital Markets, Inc. as Master Servicer (filed as
   Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein).
    35.3 Wells Fargo Bank, National Association as Trustee (filed as
   Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein).

    99.1 Letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding
   Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells
   Fargo Bank, National Association, as Custodian.