Form 10-K
GS Mortgage Securities Trust 2012-GC6
filed 2014-03-31
CIK 1535456

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

      Goldman Sachs Mortgage Company
      Citigroup Global Markets Realty Corp.
      Starwood Mortgage Funding I LLC (f/k/a Archetype Mortgage Funding I LLC) (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 902-1000




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

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  CWCapital Asset Management LLC ("CWAM") acted as the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to October 18, 2013 when it was removed as special servicer under the Pooling and Servicing Agreement and replaced by Rialto Capital Advisors, LLC ("Rialto"). Included in this Annual Report on Form 10-K as Exhibits 33.1, 34.1 and 35.1, respectively, are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period January 1, 2013 through October 17, 2013 for CWAM.

  Rialto assumed the obligations of CWAM as special servicer under the Pooling and Servicing Agreement as of October 18, 2013. Included in this Annual Report on Form 10-K as Exhibits 33.3, 34.3 and 35.3, respectively, are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period October 18, 2013 through December 31, 2013 for Rialto.



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor of Pool Assets Financial Information.

The Meadowood Mall Mortgage Loan (Loan #1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on February 6, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,776,141 for the twelve-month period ended December 31, 2013.



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



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as exhibit 33.2. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c) applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWAM attached to this Annual Report on Form 10-K as Exhibit 33.1 discloses that a material instance of noncompliance occurred. The material instances of noncompliance disclosed by CWAM are as follows:


Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

* With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.


Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

Noncompliance:

CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:

Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds. As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors.

CWAM has advised counsel to the registrant that the reported instance of material instance of noncompliance did not affect this issuing entity.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K;

  (1) Not applicable

  (2) Not applicable

  (3) See below

  (4) Pooling and Servicing Agreement, dated as of February 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, KeyCorp Real Estate Capital Markets, Inc., as master servicer, CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as trustee and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

  (10.1) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

  (10.2) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

  (10.3) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II, pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    33.2 KeyBank National Association (as successor to KeyCorp Real Estate
    Capital Markets, Inc.), as Master Servicer
    33.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.5 Wells Fargo Bank, National Association, as Trustee
    33.6 Wells Fargo Bank, National Association, as Custodian



  (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    34.2 KeyBank National Association (as successor to KeyCorp Real Estate
    Capital Markets, Inc.), as Master Servicer
    34.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.5 Wells Fargo Bank, National Association, as Trustee
    34.6 Wells Fargo Bank, National Association, as Custodian



   (35) Servicer Compliance Statements.



    35.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    35.2 KeyBank National Association (as successor to KeyCorp Real Estate
    Capital Markets, Inc.), as Master Servicer
    35.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    35.4 Wells Fargo Bank, National Association, as Trustee



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


   GS Mortgage Securities Corporation II
   (Depositor)


   /s/ J. Theodore Borter
   J. Theodore Borter, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (1) Not applicable

   (2) Not applicable

   (3) See below

   (4) Pooling and Servicing Agreement, dated as of February 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, KeyCorp Real Estate Capital Markets, Inc., as master servicer, CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as trustee and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

   (10.1) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities
   Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

   (10.2) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

   (10.3) Mortgage Loan Purchase Agreement, dated as of February 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II, pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on February 6, 2012, and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    33.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    33.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    33.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
    33.5 Wells Fargo Bank, National Association, as Trustee
    33.6 Wells Fargo Bank, National Association, as Custodian


   (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.



    34.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    34.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    34.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
    34.5 Wells Fargo Bank, National Association, as Trustee
    34.6 Wells Fargo Bank, National Association, as Custodian


   (35) Servicer Compliance Statements.



    35.1 CWCapital Asset Management LLC, as Special Servicer prior to
    October 18, 2013
    35.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Master Servicer
    35.3 Rialto Capital Advisors, LLC, as Special Servicer on and after
    October 18, 2013
    35.4 Wells Fargo Bank, National Association, as Trustee
