Form 10-K/A
period 2020-12-31
GS Mortgage Securities Trust 2012-GC6
filed 2021-03-31
CIK 1535456

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

Not applicable.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 19, 2021 (the “Original Form 10-K”) is to replace the report on assessment of compliance of Rialto Capital Advisors, LLC filed as an exhibit to the Original Form 10-K under Exhibit 33 with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

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

Date: March 31, 2021